Form 10-Q
period 1995-04-23
FOOD 4 LESS HOLDINGS INC /CA/
filed 1995-06-07
CIK 898470

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                _______________

                                   FORM 10-Q


                                QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                _______________


              For Quarter Ended                                                  Commission File Number
                April 23, 1995                                                          33-59212


                           FOOD 4 LESS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                 CALIFORNIA                                                            95-4407768
       (State or other jurisdiction of                                              (I.R.S Employer
       incorporation or organization)                                            Identification Number)



         777 South Harbor Boulevard
            La Habra, California                                                         90631
  (Address of principal executive offices)                                             (Zip code)



                                 (714) 738-2000
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No    .
                                                ---      ---

     At June 7, 1995, there were 1,386,169 shares of Common Stock outstanding. As of such date, none of the outstanding shares of Common Stock was held by persons other than affiliates and employees of the registrant, and there was no public market for the Common Stock.


================================================================================

                           FOOD 4 LESS HOLDINGS, INC.

                                     INDEX


                                                                                                                       Page
                                                                                                                       ----
PART I.          FINANCIAL INFORMATION

Item 1           Financial Statements

                 Consolidated balance sheets as of
                    April 23, 1995 and January 29, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .             2

                 Consolidated statements of operations for the 12 weeks ended
                    April 23, 1995 and April 2, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .             4

                 Consolidated statements of cash flows for the 12 weeks ended
                    April 23, 1995 and April 2, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .             5

                 Consolidated statements of shareholders' deficit as of
                    April 23, 1995 and January 29, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .             7

                 Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . .             8


Item 2.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11


PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            15

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                           FOOD 4 LESS HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                            April 23,               January 29,
                         ASSETS                                                               1995                      1995
                                                                                            ---------               -----------
                                                                                           (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                                 $ 16,924              $   19,560
    Trade receivables, less allowances of $1,068
        and $1,192 at April 23, 1995 and
        January 29, 1995, respectively                                                          19,426                  23,377
    Notes and other receivables                                                                  1,897                   3,985
    Inventories                                                                                208,848                 224,686
    Patronage receivables from suppliers                                                         1,738                   5,173
    Prepaid expenses and other                                                                   9,162                  13,051
                                                                                              --------              ----------
        Total current assets                                                                   257,995                 289,832

INVESTMENTS IN AND NOTES RECEIVABLE FROM
    SUPPLIER COOPERATIVES:
    A. W. G.                                                                                     7,298                   6,718
    Certified and Others                                                                         5,654                   5,686

PROPERTY AND EQUIPMENT:
    Land                                                                                        23,488                  23,488
    Buildings                                                                                   29,685                  24,172
    Leasehold improvements                                                                     114,362                 110,020
    Store equipment and fixtures                                                               162,207                 157,607
    Transportation equipment                                                                    32,239                  32,409
    Construction in progress                                                                     7,591                   8,042
    Leased property under capital leases                                                        82,524                  82,526
    Leasehold interests                                                                         95,429                  96,556
                                                                                              --------              ----------
                                                                                               547,525                 534,820
    Less:  Accumulated depreciation and amortization                                          (163,712)               (154,382)
                                                                                              --------              ----------

        Net property and equipment                                                             383,813                 380,438

OTHER ASSETS:
    Deferred financing costs, less accumulated amortization
        of $21,890 and $20,496 at April 23, 1995 and
        January 29, 1995, respectively                                                          24,068                  25,469
    Goodwill, less accumulated amortization of $40,389
        and $38,560 at April 23, 1995 and
        January 29, 1995, respectively                                                         261,283                 263,112
    Other, net                                                                                  31,129                  29,440
                                                                                              --------              ----------

                                                                                              $971,240              $1,000,695
                                                                                              ========              ==========





   The accompanying notes are an integral part of these consolidated balance sheets.

                           FOOD 4 LESS HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                            April 23,               January 29,
                         LIABILITIES AND SHAREHOLDERS' DEFICIT                                1995                      1995
                                                                                            --------                -----------
                                                                                           (unaudited)
CURRENT LIABILITIES:
    Accounts payable                                                                         $ 171,966              $  190,455
    Accrued payroll and related liabilities                                                     39,993                  42,007
    Accrued interest                                                                             8,221                  10,730
    Other accrued liabilities                                                                   60,572                  65,279
    Income taxes payable                                                                           588                     293
    Current portion of self-insurance liabilities                                               28,616                  28,616
    Current portion of long-term debt                                                           23,511                  22,263
    Current portion of obligations under capital leases                                          4,927                   4,965
                                                                                             ---------              ----------
        Total current liabilities                                                              338,394                 364,608

LONG-TERM DEBT                                                                                 323,030                 320,901

OBLIGATIONS UNDER CAPITAL LEASES                                                                39,816                  40,675

SENIOR SUBORDINATED DEBT                                                                       145,000                 145,000

SENIOR DISCOUNT NOTES                                                                           67,512                  65,136

DEFERRED INCOME TAXES                                                                           17,534                  17,534

SELF-INSURANCE LIABILITIES AND OTHER                                                            52,465                  54,174

COMMITMENTS AND CONTINGENCIES                                                                        -                       -

SHAREHOLDERS' DEFICIT:
    Common stock, $.01 par value, 1,600,000 shares
        authorized;  1,386,169
        shares issued at April 23, 1995 and
        January 29, 1995                                                                            14                      14
    Additional paid-in capital                                                                 105,580                 105,580
    Notes receivable from shareholders                                                            (692)                   (702)
    Retained deficit                                                                          (117,413)               (112,225)
                                                                                             ---------              ----------

    Total shareholders' deficit                                                                (12,511)                 (7,333)
                                                                                             ---------              ----------

                                                                                             $ 971,240              $1,000,695
                                                                                             =========              ==========





   The accompanying notes are an integral part of these consolidated balance sheets.

                           FOOD 4 LESS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                           12 Weeks               12 Weeks
                                                                            Ended                  Ended
                                                                          April 23,               April 2,
                                                                            1995                    1994
                                                                          ---------               ---------
SALES                                                                     $ 623,598               $ 587,871

COST OF SALES (including purchases from related parties for the
    12 weeks ended April 23, 1995 and April 2, 1994 of
    $41,770 and $40,223, respectively)                                      516,430                 479,182
                                                                          ---------               ---------

GROSS PROFIT                                                                107,168                 108,689

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET                              91,352                  90,447

AMORTIZATION OF EXCESS COSTS OVER NET ASSETS ACQUIRED                         1,829                   1,772
                                                                          ---------               ---------

OPERATING INCOME                                                             13,987                  16,470

INTEREST EXPENSE:
    Interest expense, excluding amortization
       of deferred financing costs                                           17,898                  16,675
    Amortization of deferred financing costs                                  1,394                   1,262
                                                                          ---------               ---------
                                                                             19,292                  17,937

GAIN ON DISPOSAL OF ASSETS                                                     (417)                    (21)


UNUSUAL EARTHQUAKE LOSS                                                           -                   4,504
                                                                          ---------               ---------

LOSS BEFORE PROVISION FOR INCOME TAXES                                       (4,888)                 (5,950)


PROVISION FOR INCOME TAXES                                                      300                     400
                                                                          ---------               ---------

NET LOSS                                                                  $  (5,188)              $  (6,350)
                                                                          =========               =========

LOSS PER COMMON SHARE                                                     $   (3.74)              $   (4.59)
                                                                          =========               =========

    Average Number of Common Shares Outstanding                           1,386,169               1,382,523
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

                           FOOD 4 LESS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                         12 Weeks               12 Weeks
                                                                          Ended                  Ended
                                                                        April 23,               April 2,
                                                                           1995                   1994
                                                                        ---------               --------
CASH PROVIDED BY OPERATING ACTIVITIES:
    Cash received from customers                                        $ 623,598               $ 587,871
    Cash paid to suppliers and employees                                 (595,468)               (548,017)
    Interest paid                                                         (18,031)                 (4,307)
    Income taxes paid                                                          (5)                   (298)
    Interest received                                                         133                     167
    Other, net                                                                299                    (933)
                                                                        ---------               ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  10,526                  34,483

CASH USED BY INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                            5,301                     319
    Payment for purchase of property and equipment                        (18,238)                (14,354)
    Payment of store acquisition costs                                          -                  (6,570)
    Other, net                                                             (2,694)                    328
                                                                        ---------               ---------

NET CASH USED BY INVESTING ACTIVITIES                                     (15,631)                (20,277)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
    Payments of long-term debt                                             (4,623)                 (3,366)
    Payments of capital lease obligation                                     (925)                 (1,531)
    Net change in Revolving Loan                                            8,000                       -
    Purchase of treasury stock, net                                             -                    (218)
    Other, net                                                                 17                     (12)
                                                                        ---------               ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            2,469                  (5,127)
                                                                        ---------               ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (2,636)                  9,079

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           19,560                  29,792
                                                                        ---------               ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  16,924               $  38,871
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

                           FOOD 4 LESS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                              12 Weeks                12 Weeks
                                                                                               Ended                    Ended
                                                                                             April 23,                April 2,
                                                                                                1995                    1994
                                                                                              --------                --------
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
      Net loss                                                                                $ (5,188)                $(6,350)
      Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
            Depreciation and amortization                                                       16,083                  14,274
            Accretion of senior discount notes                                                   2,376                   2,023
            Gain on sale of assets                                                                (417)                    (21)
            Change in assets and liabilities:
                Accounts and notes receivable                                                    9,474                   3,723
                Inventories                                                                     15,838                   7,890
                Prepaid expenses and other                                                       1,493                  (3,888)
                Accounts payable and accrued liabilities                                       (27,775)                 13,866
                Self-insurance liabilities                                                      (1,653)                  2,864
                Income taxes payable                                                               295                     102
                                                                                              --------                 -------
         Total adjustments                                                                      15,714                  40,833
                                                                                              --------                 -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     $ 10,526                 $34,483
                                                                                              ========                 =======

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
    Acquisition of stores:
      Fair value of assets acquired                                                           $      -                 $11,187
      Cash paid in acquisition                                                                       -                  (6,570)
                                                                                              --------                 -------
      Liabilities assumed                                                                     $      -                 $ 4,617
                                                                                              ========                 =======





 The accompanying notes are an integral part of these consolidated statements.

                           FOOD 4 LESS HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                           Common Stock
                                    ---------------------------
                                     Number                               Share-         Add'l                            Total
                                       of                                holders'       Paid-In          Retained      Shareholders'
                                     Shares              Amount           Notes         Capital          Deficit         Deficit
                                     ------              ------         ---------       -------         ---------      -------------
BALANCES AT JANUARY 29, 1995        1,386,169             $14            $(702)        $105,580         $(112,225)       $ (7,333)


   Payment of Shareholders' Notes
      (unaudited)                           -               -               10                -                 -              10

   Net loss
      (unaudited)                           -               -                -                -            (5,188)         (5,188)
                                    ---------             ---            -----         --------         ---------        --------


BALANCES AT APRIL 23, 1995
      (unaudited)                   1,386,169             $14            $(692)        $105,580         $(117,413)       $(12,511)
                                    =========             ===            =====         ========         =========        ========





 The accompanying notes are an integral part of these consolidated statements.

                           FOOD 4 LESS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

                 The consolidated balance sheet of Food 4 Less Holdings, Inc. ("Holdings" or, together with its subsidiaries, the "Company") as of April 23, 1995 and the consolidated statements of operations and cash flows for the interim periods ended April 23, 1995 and April 2, 1994 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles, and, therefore, should be read in conjunction with the Company's financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

                 Holdings is a nonoperating holding company formed for the purpose of issuing 15.25% Senior Discount Notes due 2004 (the "Notes") and 121,118 Common Stock Purchase Warrants (the "Warrants").

                 In anticipation of the Merger and in order to align the Company's fiscal year end with the fiscal year end of RSI (as defined in Note 3 -- "Ralphs Merger"), the Company changed its fiscal year end from the 52 or 53-week period which ends on the last Saturday in June to the 52 or 53-week period which ends on the Sunday closest to January 31, resulting in a fiscal year ended January 29, 1995. As a result of the change in the fiscal year end, the Company's results of operations are presented for the 12 weeks ended April 23, 1995 in the current fiscal year and for the 12 weeks ended April 2, 1994 for the comparable 12-week period in the prior fiscal year.

                 The Company's subsidiary, Food 4 Less Supermarkets, Inc. ("Supermarkets"), is a vertically integrated supermarket company with 268 stores located in Southern California, Northern California and certain areas of the Midwest. The Company's Southern California division includes a manufacturing facility, with bakery and creamery operations, and a full-line warehouse and distribution facility.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Inventorie

                 Inventories, which consist of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $17,566,000 and $16,531,000 at April 23, 1995 and January 29, 1995, respectively, and gross profit and operating income would have been greater by $1,035,000 and $735,000 for the 12 weeks ended April 23, 1995 and April 2, 1994, respectively.

3.       RESTATEMENT

                 The Company has restated the statement of operations for the 12 weeks ended April 2, 1994 to classify certain buying, occupancy and labor costs associated with making its products available for sale as cost of sales. These amounts were previously classified as selling, general, administrative, and other net, and depreciation and amortization of property and equipment, and totalled $47.0 million for the 12 weeks ended April 2, 1994. The Company has also classified a portion of its self-insurance cost as interest expense that was previously recorded in selling, general, administrative and other, net. This amount was $1.5 million for the 12 weeks ended April 2, 1994. Depreciation and amortization costs not classified in cost of sales are included in selling, general, administrative and other, net. The change in classifications did not affect the net income (loss), income (loss) before provision for income taxes, or loss per common share.

4.       RALPHS MERGER

                 On September 14, 1994, Holdings, Food 4 Less, Inc. ("F4L"), and Supermarkets entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Ralphs Supermarkets, Inc. ("RSI") and the stockholders of RSI. Pursuant to the terms of the Merger Agreement, as amended, Supermarkets will be merged with and into RSI (the "RSI Merger"). Immediately following the RSI Merger, Ralphs Grocery Company ("RGC"), which is currently a wholly-owned subsidiary of RSI, will merge with and into RSI (the "RGC Merger," and together with the RSI Merger, the "Merger"), and RSI will change its name to Ralphs Grocery Company ("Ralphs"). Prior to the Merger, FFL will merge with and into Holdings, which will be the surviving corporation (the "FFL Merger"). Immediately following the FFL Merger, Holdings will change its jurisdiction of incorporation by merging into a newly-formed, wholly-owned subsidiary ("New Holdings"), incorporated in Delaware (the "Reincorporation Merger"). As a result of the Merger, the FFL Merger and the Reincorporation Merger, Ralphs will become a wholly-owned subsidiary of New Holdings. Conditions to the consummation of the Merger include, among other things, the completion of financing for the transaction and the receipt of other necessary consents. The purchase price for RSI is approximately $1.5 billion, including the assumption of debt. The Company presently anticipates that the Merger will be completed on June 14, 1995.

                 The aggregate purchase price, payable to the stockholders of RSI in connection with the Merger, consists of $375 million in cash, $131.5 million principal amount of New Holdings 13-5/8% Senior Subordinated Pay-in-Kind Debentures due 2007 and $18.5 million initial accreted value of New Holdings 13-5/8% Senior Discount Debentures due 2005. In addition, Ralphs will enter into an agreement with a stockholder of RSI pursuant to which such stockholder will act as a consultant to Ralphs with respect to certain real estate and general commercial matters for a period of five years from the closing of the Merger in exchange for the payment of a consulting fee.

                 The financing required to complete the Merger will include the issuance of significant additional equity by New Holdings, the issuance of new debt securities by New Holdings and Supermarkets and the incurrence of additional bank financing by Ralphs. The equity issuance will be made to a group of investors led by Apollo Advisors, L.P., which has committed to purchase up to $140 million in New Holdings stock. The issuance of new debt securities is expected to consist of $350 million principal amount of Senior Notes due 2004 and $100 million principal amount of Senior Subordinated Notes due 2005 to be issued by Supermarkets. New Holdings will issue $100 million initial accreted value of 13-5/8% Senior Discount Debentures due 2005 for $59 million in cash, $22.5 million in lieu of cash for fees associated with the Merger and $18.5 million of which will be issued to the RSI stockholders as Merger consideration. Holdings will redeem the Holdings 15.25% Senior Discount Notes, with a book value of $65.1 million at January 29, 1995, for $83.9 million in cash plus accrued cash interest. The bank financing will be made pursuant to a commitment by Bankers Trust Company to provide $925 million in such financing. In connection with the receipt of new financing, Holdings and Supermarkets will also be required to complete certain exchange offers, consent solicitations, offers to repurchase and other transactions with the holders of Holdings', Supermarkets' and RGC's currently outstanding debt securities.

                 As of January 29, 1995, RGC had outstanding indebtedness of approximately $1,018.5 million. RGC had sales of $2,724.6 million, operating income of $145.6 million and net income of $32.1 million for its most recent reported fiscal year ended January 29, 1995.

                 Upon consummation of the Merger, management anticipates that certain non-recurring costs associated with the integration of operations will be recorded as a restructuring charge. The charge will cover costs associated with the writedown of property and equipment and related reserves associated with the conversion of certain of the Company's conventional stores to warehouse stores and the closure of certain of the Company's conventional stores as well as the write-off of the Alpha Beta trademark. This restructuring charge has been estimated at approximately $45.5 million. On December 14, 1994, Supermarkets and RSI entered into a Settlement Agreement (the "Settlement Agreement") with the State of California. Under the Settlement Agreement, the Company must divest a total 27 stores (23 of the Company's conventional stores, 1 warehouse store and 3 RGC stores). In addition, although not required pursuant to the Settlement Agreement, an additional 5 under-performing stores are scheduled to be closed following the Merger. It is anticipated that such closures and store conversions will be substantially completed by December 31, 1995. The estimated restructuring charge aggregating $45.5 million for the Company's 24 stores to be divested under the Settlement Agreement, the 5 planned closures and the conversion of 16 of the Company's conventional stores to warehouse format stores reflects (i) the writedown of property, plant and equipment ($27.9 million), (ii) the write-off of the Alpha Beta trademark ($8.6 million), (iii) the write-off of other assets ($4.3 million), (iv) lease termination expense ($3.1 million) and (v) miscellaneous expense accruals ($1.6 million). The expected cash payments to be made in connection with the restructuring charge will total $7.1 million. It is expected that such cash payments will be made by December 31, 1995. As a result of the completion of 11 of the 16 planned conventional store conversions during the second quarter of the fiscal year ended January 29, 1995, the Company has recorded a non-cash restructuring charge for the write-off of property and equipment of $5.1 million in its results of operations for the 31 weeks ended January 29, 1995. The Company has determined that there is no impairment of existing goodwill related to the store closures based on its projections of future undiscounted cash flows. The remaining estimated restructuring charge will be recorded as an expense once the Merger is completed. The divestiture of the 3 RGC stores pursuant to the Settlement Agreement will be reflected in the allocation of the purchase price and, therefore, will not give rise to any restructuring charge.

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

         In anticipation of the Merger and in order to align the Company's fiscal year end with the fiscal year end of RSI (as defined in Note 3 -- "Ralphs Merger"), the Company changed its fiscal year end from the 52 or 53-week period which ends on the last Saturday in June to the 52 or 53-week period which ends on the Sunday closest to January 31, resulting in a fiscal year ended January 29, 1995. As a result of the change in the fiscal year end, the Company's results of operations are presented for the 12 weeks ended April 23, 1995 for the current fiscal year and for the 12 weeks ended April 2, 1994 for the comparable 12-week period in the prior fiscal year.

RESULTS OF OPERATIONS (UNAUDITED)

         The following table sets forth the selected unaudited operating results of the Company for the 12 weeks ended April 23, 1995 and April 2, 1994:


                                                                                     12 Weeks Ended
                                                                   -------------------------------------------------
                                                                      April 23, 1995                April 2, 1994
                                                                   --------------------          -------------------
                                                                                 (dollars in millions)
                                                                                      (unaudited)
Sales                                                              $623.6        100.0%          $587.9        100.0%
Gross profit                                                        107.2         17.2            108.7         18.5
Selling, general, administrative and other, net                      91.4         14.7             90.4         15.4
Amortization of excess costs over
   net assets acquired                                                1.8          0.3              1.8          0.3
Operating income                                                     14.0          2.2             16.5          2.8
Interest expense                                                     19.3          3.1             17.9          3.1
Loss (gain) on disposal of assets                                    (0.4)        -0.1              0.0          0.0
Unusual earthquake loss                                               0.0          0.0              4.5          0.8
Provision for income taxes                                            0.3          0.0              0.4          0.1
Net loss                                                             (5.2)        -0.8             (6.4)        -1.1


         Sales. Sales per week increased $3.0 million, or 6.1%, from $49.0 million in the 12 weeks ended April 2, 1994 to $52.0 million in the 12 weeks ended April 23, 1995. The increase in sales resulted primarily from new and acquired stores opened since April 2, 1994, partially offset by a comparable store sales decline of 2.3%. However, the decline in comparable store sales has improved by 2.1%, from a decline of 4.3%, in the 12 weeks ended April 2, 1994. Management believes that the decline in comparable store sales is attributable to the weak economy in Southern California and, to a lesser extent, in the Company's other operating areas, and competitive store openings and remodels in Southern California.

         Gross Profit. Gross profit decreased as a percentage of sales from 18.5% in the 12 weeks ended April 2, 1994 to 17.2% in the 12 weeks ended April 23, 1995. The decrease in gross profit margin was primarily attributable to an increase in the number of warehouse format stores (which have lower gross margins resulting from prices that are generally 5-12% below the prices in the Company's conventional stores) from 65 at April 2, 1994 to 90 at April 23, 1995. The decrease in the gross profit margin was partially offset by improvements in product procurement.

         Selling, General, Administrative and Other, Net. Selling, general, administrative and other expenses ("SG&A") were $90.4 million and $91.4 million for the 12 weeks ended April 2, 1994 and April 23, 1995, respectively. SG&A decreased as a percentage of sales from 15.4% to 14.7% for the same periods. The decrease in SG&A as a percentage of sales was due to the increase in the number of warehouse format stores (which have lower SG&A than the Company's conventional format stores) and by the effect of the fixed cost component of SG&A as compared to a larger sales base.

         The Company experienced a reduction in workers compensation and general liability self-insurance costs of $1.4 million in the 12 weeks ended April 23, 1995 due to continued improvement in the cost and frequency of claims.

         The Company participates in multi-employer health and welfare plans for its store employees who are members of the United Food and Commercial Workers Union ("UFCW"). As part of the renewal of the Southern California UFCW contract in October 1993, employers contributing to UFCW health and welfare plans received a pro rata share of the excess reserves in the plans through a reduction of current employer contributions. The Company's share of the excess reserves was $24.2 million, of which the Company recognized $2.8 million in the 12 weeks ended April 2, 1994 and the remainder of the excess reserves totaling $1.5 million in the 12 weeks ended April 23, 1995.

         These decreases in SG&A were partially offset by increased rent from new stores and the additional operating leases associated with equipment in remodeled and converted stores.

         Interest Expense. Interest expense (including amortization of deferred financing costs) was $17.9 million and $19.3 million for the 12 weeks ended April 2, 1994 and April 23, 1995, respectively. The increase in interest expense is due to additional indebtedness related to the 15.25% Senior Discount Notes due 2004, higher interest rates on the Term Loan and Revolving Credit Facility and increased borrowings on the Company's $70 million Revolving Credit Facility in the current year, partially offset by the reduction of indebtedness under the Term Loan as a result of amortization payments.

         Unusual Earthquake Losses. On January 17, 1994, Southern California was struck by a major earthquake which resulted in the temporary closure of 31 of the Company's stores. The closures were caused primarily by loss of electricity, water, inventory, or structural damage. All but one of the closed stores reopened within a week of the earthquake. The final closed store reopened on March 24, 1994. The Company is insured against earthquake losses (including business interruption). The pre-tax financial impact, net of insurance recoveries, was $4.5 million. The Company reserved for this charge during the 12 weeks ended April 2, 1994.

         Net Loss. Primarily as a result of the factors discussed above, net loss decreased from $6.4 million in the 12 weeks ended April 2, 1994 to a net loss of $5.2 million in the 12 weeks ended April 23, 1995.


LIQUIDITY AND CAPITAL RESOURCES

         No cash interest is payable on the Notes until June 15, 1998. At the present time, Holdings has no other income or assets other than its investment in Supermarkets' Common and Preferred Stock and intends to service the interest payments on the Notes when they become payable in cash through dividends it receives on Supermarkets' capital stock. At April 23, 1995, dividends and certain other payments are restricted based upon terms in Supermarkets' debt agreement.

         Cash flow from operations and amounts available under the Revolving Credit Facility and leases are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated capital expenditures, working capital and debt service requirements during fiscal 1995. However, there can be no assurance that the Company will continue to generate cash flow from operations at current levels or that it will be able to make future borrowings under the Revolving Credit Facility.

         The Merger, which is subject to, among other things, the completion of the financing for the transaction and the receipt of other necessary consents, will require the issuance of significant additional equity by New Holdings, the issuance of new debt securities by New Holdings and Supermarkets and the incurrence of additional bank financing by Ralphs. The equity issuance would be made to a group of investors led by Apollo Advisors, L.P., which has committed to purchase up to $140 million in New Holdings stock. The issuance of new debt securities is expected to consist of $350 million principal amount Senior Notes due 2004 and $100 million principal amount of Senior Subordinated Notes due 2005 to be issued by Supermarkets and $100 million initial accreted value of 13-5/8% Senior Discount Debentures due 2005 and $131.5 million principal amount of 13-5/8% Senior Subordinated Pay-in-Kind debentures due 2007 to be issued by New Holdings. The bank financing would be made pursuant to a commitment by Bankers Trust Company to provide $925 million in such financing. In connection with the receipt of new financing, Holdings and Supermarkets will be required to complete certain exchange offers, consent solicitations, offers to repurchase and other transactions with the holders of the currently outstanding debt securities. The transaction will also require the assumption of approximately $106 million of other existing indebtedness of RGC. The proceeds of the foregoing financings will be used to acquire the outstanding stock of RSI, to repay certain existing indebtedness, and to pay fees and expenses in connection with the Merger and related transactions. The RSI purchase price is approximately $1.5 billion, including the assumption or repayment of debt. The consideration payable to the stockholders of RSI consists of $375 million in cash, $131.5 million principal amount of 13-5/8% Senior Subordinated Pay-in-Kind Debentures due 2007 and $18.5 million initial accreted value of 13-5/8% Senior Discount Debentures due 2005 to be issued by New Holdings. In addition, Ralphs will enter into an agreement with a stockholder of Ralphs pursuant to which such stockholder will act as a consultant to the Company with respect to certain real estate and general commercial matters for a period of five years from the closing of the Merger in exchange for the payment of a consulting fee. (See "Note 3 -- Ralphs Merger").

         During the 12-week period ended April 23, 1995, the Company generated approximately $10.5 million of cash from its operating activities compared to $34.5 million generated by operating activities for the 12 weeks ended April 2, 1994. The decrease in cash from operating activities is due primarily to changes in operating assets and liabilities. The Company's principal use of cash in its operating activities is inventory purchases. The Company's high inventory turnover allows it to finance a substantial portion of its inventory through trade payables, thereby reducing its short-term borrowing needs. At April 23, 1995, this resulted in a working capital deficit of $80.4 million.

         Cash used for investing activities was $15.6 million for the 12 weeks ended April 23, 1995. Investing activities consisted primarily of capital expenditures of $18.2 million, partially offset by $4.1 million of sale/leaseback transactions. The capital expenditures, net of the proceeds from sale/leaseback transactions, were financed primarily from cash provided by operating activities.

         The capital expenditures discussed above were made to build 8 new stores (3 of which have been completed) and to remodel 7 stores (all of which have been completed). In May 1995, the Credit Agreement was amended in order to, among other things, accommodate the Company's new fiscal year end for financial reporting purposes and to make adjustments to allow for the acceleration of capital expenditures and other costs associated with the Merger. The Company currently anticipates that its aggregate capital expenditures for fiscal 1995 will be approximately $48.1 million. Consistent with its past practices, the Company intends to finance these capital expenditures primarily with cash provided by operations and through leasing transactions. No assurance can be given that sources of financing for capital expenditures will be available or sufficient. However, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including business conditions, changing time constraints and cash flow requirements. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. However, management also believes that the construction of warehouse format stores is an important component of its operating strategy. In the long term, if these programs were substantially reduced, management believes its operating businesses, and ultimately its cash flow, would be adversely affected. The capital expenditures discussed above do not include potential acquisitions, including the Merger or related store conversion costs, which the Company could make to expand within its existing markets or to enter other markets. The Company has grown through acquisitions in the past and from time to time engages in discussions with potential sellers of individual stores, groups of stores or other retail supermarket chains.

         Cash provided by financing activities was $2.5 million for the 12 weeks ended April 23, 1995, which was primarily the $8.0 million of additional borrowings on the $70 million Revolving Credit Facility, partially offset by a $4.2 million repayment of the Term Loan. At April 23, 1995, there was $35.3 million of borrowings outstanding on the $70 million Revolving Credit Facility and $47.1 million of standby letters of credit had been issued under the $55 million Letter of Credit Facility.

         The Company is highly leveraged. At April 23, 1995, the Company's total long-term indebtedness (including current maturities) and stockholder's deficit were $603.8 million and $12.5 million, respectively.


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

         The supermarket industry is highly competitive and characterized by narrow profit margins. The Company's competitors in each of its operating divisions include national and regional supermarket chains, independent and specialty grocers, drug and convenience stores, and the newer "alternative format" food stores, including warehouse club stores, deep discount drug stores and "super centers." Supermarket chains generally compete on the basis of location, quality of products, service, price, product variety and store condition. The Company regularly monitors its competitors' prices and adjusts its prices and marketing strategy as management deems appropriate.

         The Southern California Division competes with several large national and regional chains, principally Albertsons, Hughes, Lucky, Ralphs, Smith's, Stater Bros., and Vons, and with smaller independent supermarkets and grocery stores as well as warehouse clubs and other "alternative format" food stores. The Northern California Division competes with large national and regional chains, principally Lucky and Safeway, and with independent supermarket and grocery store operators and other retailers, including "alternative format" stores. The Midwestern Division's supermarkets compete with several national and regional supermarket chains, principally Albertson's, Dillons and Hypermarket USA, as well as independent and "alternative format" stores. The Company positions its Food 4 Less warehouse format supermarkets as the overall low-price leader in each marketing area in which they operate.

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





Dated:   June 6, 1995                            FOOD 4 LESS HOLDINGS, INC.


                                                    /s/ Ronald W. Burkle
                                             ----------------------------------
                                                        Ronald W. Burkle
                                                     Chief Executive Officer



                                                       /s/ Greg Mays
                                             ----------------------------------
                                                           Greg Mays
                                                    Chief Financial Officer